Form 10-Q
period 1995-03-31
HAWKEYE BANCORPORATION
filed 1995-05-12
CIK 46238

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995              Commission File Number 0-4742


                          HAWKEYE BANCORPORATION
                          ----------------------
          (Exact name of registrant as specified in its charter)

          IOWA                                    42-0926317
          ----                                    ----------
(State or other jurisdiction of    (IRS Employer identification
 incorporation or organization)       number)

                222 Equitable Building, 604 Locust Street,
                ------------------------------------------
                        Des Moines, Iowa 50309-3723
                        ---------------------------
  (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code (515) 284-1930
                                                   --------------
                              NOT APPLICABLE
                              --------------
  (Former name and former fiscal year, if changed from last report)

     "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days."

     Yes    X       No
         -------       -------
     Common Shares Outstanding:
     13,461,373 shares no par value common stock.

                                                                     FORM 10-Q
Part I - Financial Information

Item 1:  Financial Statements

 (a) Unaudited Consolidated Balance Sheets, Consolidated Statements of Income and Notes to Financial Statements are included in Registrant's Quarterly Report to Shareholders attached hereto as Exhibit I on pages 6,7,9, and 10. The Unaudited Consolidated Statements of Cash Flows are attached hereto as Exhibit II.

 (b) Earnings per common and common equivalent share and weighted average shares outstanding are shown on the face of the Consolidated Statements of Income in Registrant's Quarterly Report to Shareholders attached hereto as
     Exhibit I on page 7. Footnote 6 of the Notes to Financial Statements, also included in the Registrant's Quarterly Report to Shareholders attached hereto as
     Exhibit I, provides an analysis of the computation of weighted average shares outstanding used to determine earnings per common and common equivalent share.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         SELECTED FINANCIAL INFORMATION

(In thousands except per share)         Three Months Ended
                                             March 31,
                                          1995        1994
                                          ----        ----
Interest income                       $ 33,901    $ 29,282
Interest expense                        15,237      12,238
Net interest income                     18,664      17,044
Provision for loan losses                   16          28
Other income                             6,407       6,891
Other expenses                          16,684      15,588
Income from operations,
 before taxes                            8,371       8,319
Income tax expense                       2,640       2,772
Net income                               5,731       5,547

Earnings per common and
 common equivalent share                  0.43        0.42

                                     At the Period Ended:
                              March 31,    March 31, December 31,
                                  1995         1994         1994
                                  ----         ----         ----
% Return on average
  shareholders' equity           12.94%       13.50%       14.04%
% Return on average assets        1.21%        1.21%        1.27%

Average assets              $1,925,507   $1,855,884   $1,868,308
Average earning assets       1,764,680    1,710,790    1,718,427
Average loans                1,237,569    1,107,530    1,167,150
Average deposits             1,666,079    1,621,592    1,630,026
Average shareholders' equity   179,569      166,626      169,147
Long-term debt                  33,931       29,779       31,536
Total assets                 1,951,061    1,877,663    1,926,875
Ratio of average equity
 to average assets                9.33%        8.98%        9.05%



Results of Operations
- - ---------------------
   Hawkeye recognized first quarter operating earnings of $5.7 million which compares to $5.5 million for the first quarter of 1994.

   The following table presents the basic components of results of operations:

(In thousands)
                                    Three Months Ended
                                          March 31,
                                     1995          1994
                                     ----          ----
Net interest income              $ 18,664     $  17,044
Provision for loan losses             (16)          (28)
Noninterest income                  6,407         6,891
Other noninterest expenses        (16,684)      (15,588)
Income tax expense                 (2,640)       (2,772)
                                  --------      --------
Net income                       $  5,731     $   5,547
                                  ========      ========
   The Company is unaware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Capital Resources
- - -----------------
   The ratio of total shareholders' equity to total assets was 9.4% at March 31, 1995, as compared to 9.1% at December 31, 1994. The increase in shareholders' equity resulted from net income in the first quarter of $5.7 million, issuance of common stock of $2.2 million, and unrealized gain on securities available for sale of $3.6 million, less $2.0 million of dividends paid.


                                March 31,   December 31,
(In thousands)                      1995           1994
- - ----------------                 -------        -------
Total shareholders' equity    $  183,820     $  174,354
Allowance for loan losses         21,620         21,334
Total assets                   1,951,061      1,926,875
Equity to assets                    9.42%          9.05%
Primary capital to assets          10.41%         10.04%


Dividends
- - ---------
   Preferred and preference stock dividends of $226 thousand and $43 thousand were paid during the first quarter of 1994. All preferred and preference stock were converted into common stock by December 31, 1994.

   Common dividends of $1,457 thousand were paid in the first quarter of 1994. This compares to common dividends of $2,019 thousand paid in the first quarter of 1995. The current quarterly dividend rate of 15 cents per share will require payments of $8,077 thousand annually to common shareholders.

   The Company's dividend policy goal is a payout similar to the industry average of 30-35% of earnings. The actual dividend payout in the first quarter of 1995 was 35%.

Mergers and Acquisitions
- - ------------------------
   On January 30, 1995 the Company acquired Taintor Savings Bank in New Sharon, Iowa, for 111,124 shares of common stock with a value of $2.2 million and $1.5 million cash. Taintor, with $22 million of assets, has been merged into the Hawkeye Bank of Pella, N.A., with New Sharon remaining open as a branch office.

   For the above acquisition accounted for as purchase, the results of operations of the acquisition have been included in the consolidated statement of income since the date of acquisition and the excess of cost over net assets acquired is being amortized over a period of 15 years on a straight-line basis.

Net Interest Income
- - -------------------
   For the quarter ended March 31, 1995, net interest income increased 9.5% to $18.7 million from $17.0 million for the same period in 1994. On a taxable equivalent basis, net interest income increased $1.6 million, or 9.1%, to $19.5 million in the current quarter from $17.8 million in 1994. Compared to the first quarter last year, the gross interest margin increased 25 basis points to 4.48% on a fully taxable equivalent basis. Interest income, interest expense and net interest income on a taxable equivalent basis for the two comparable periods are shown in the table below.





                                         Three Months Ended
                                             March 31,
(In millions)                           1995           1994
                                        ----           ----
Interest income                        $33.9          $29.3
Interest expense                        15.2           12.3
                                        ----           ----
 Net interest income                    18.7           17.0
Taxable equivalent adjustment
 to interest income                      0.8            0.8
Net interest income -                   ----           ----
 taxable equivalent                    $19.5          $17.8
                                        ====           ====
    The primary reason for the increase in net interest income is a 11.7% growth in average loans over the last year.

Noninterest Income
- - ------------------
    Noninterest income of $6.4 million for the first quarter of 1995 compared to $6.9 million for the same period a year ago. The following table reflects the components of noninterest income:

                                       Three Months Ended
                                            March 31,
(In millions)                           1995          1994
- - -------------                           ----          ----
Fees                                    $2.9          $3.0
Trust and agency services                1.3           1.3
Service charges                          1.0           1.0
Insurance, real estate, and
 advisory services                       0.3           0.4
Security gains                                         0.3
Other                                    0.9           0.9
                                         ---           ---
                                        $6.4          $6.9
                                         ===           ===
    Mortgage loan refinancing fees are off $0.3 million primarily due to prime increasing 300 basis points as compared to one year ago. Opportunities to reposition comparable securities at higher yields while taking advantage of pricing inefficiencies, resulted in security gains of $0.3 million in 1994 versus an immaterial loss in the first quarter of 1995.

Noninterest Expense
- - -------------------
    Noninterest expense was $16.7 million and $15.6 million for the first quarter of 1995 and 1994, respectively. The following table reflects the components of noninterest expense:

                                       Three Months Ended
                                             March 31,
(In millions)                           1995          1994
- - -------------                           ----          ----
Salaries and benefits                  $ 7.6         $ 7.7
Computer                                 1.7           1.5
Fees                                     1.3           1.0
Occupancy                                1.3           1.2
Furniture and equipment                  1.0           0.8
Marketing                                0.7           0.7
Insurance                                1.0           1.0
Other expenses                           2.1           1.7
                                        ----          ----
                                       $16.7         $15.6
                                        ====          ====
    Salaries and benefits, the biggest component of noninterest expense, decreased one percent as compared to last year. Increased operating expenses of about $0.3 million are associated with the four acquisitions consummated since last March 31, 1994.

Liquidity and Capital Management
- - --------------------------------
   The Company's primary source of funds are management fees and dividends from the Subsidiaries. Dividends of $11.7 million and $9.3 million were received from the bank subsidiaries during the first quarter of 1995 and 1994, respectively, to meet cash flow needs of the Parent Company. Management fees of $1.0 million were received in the first quarter of 1995 and 1994.

   Hawkeye's twenty-three Bank Subsidiaries ended the first quarter with primary capital of $197.2 million, 10.1% of assets.
At March 31, 1995, approximately $64.7 million of dividends are available to be paid by the Bank Subsidiaries without causing their primary capital ratios to fall below 7.0%. The Parent Company anticipates an additional $7.9 million of dividends from the subsidiaries during the remainder of 1995, if needed. At March 31, 1995, all Bank Subsidiaries exceed minimum regulatory capital requirements and are considered "well" capitalized.

   The Company's Tier I capital ratio is 12.8% and its total risk adjusted capital ratio is 14.1%. These ratios compare favorably to the regulatory minimums of 4.0% for Tier I and 8.0% for total risk adjusted capital. The comparable ratios at December 31, 1994 were 12.5% and 13.8%, respectively.

   Regulatory agencies have also initiated a third capital requirement, called a leverage ratio. Under the risk-based rules, a financial institution with a very secure asset portfolio could actually reduce the amount of its capital. To limit the amount of leverage an institution could undertake, and to ensure a sufficient capital level, a minimum leverage ratio of Tier I core capital of 3.0% of total assets has been required. The Company's leverage ratio of 8.6% also exceeds this minimum. The comparable ratio at December 31, 1994 was 8.4%.


                                        March 31, 1995
                                  Tier 1     Total     Leverage
Combined ratios of Bank           ------     -----     --------
 Subsidiaries -                     13.1%     14.3%        8.8%


   Management of the Company believes a strong capital position is essential for operating a safe and sound financial institution and safeguarding the funds entrusted to it by customers and shareholders.

   As long as the Subsidiaries maintain adequate capital, their liquidity needs are not dependent on the Parent Company's source of funds. Liquidity reserves, maintained to meet their deposit and loan needs, consist of overnight and short-term investments including: federal funds sold, interest bearing deposits in other banks, other short-term investments, loans, and securities available for sale. Additionally, the Subsidiaries may borrow through the Federal Reserve System's discount window or through the purchase of federal funds.

   Public stock or debt offerings would be available to the Company to raise additional capital, if necessary.

Interest Rate Sensitivity
- - -------------------------
   The primary tool for managing the banks' interest margins is interest sensitivity analysis -- an ongoing comparison of present and prospective interest income with present and prospective interest expense. Analysis of the amounts and yields of the various asset and liability categories maturing or repricing in various future periods serves as the basis for establishing loan rates and terms as well as deposit pricing to protect and enhance interest margins.

   The key goal of interest sensitivity management is to protect against unfavorable changes in margins arising from changes in the general level of interest rates. This is achieved by balancing the amount of assets maturing or repricing in any future period with the amount of liabilities maturing or repricing in the same period. Any imbalance in any future period is referred to as a "gap".

   The following schedule summarizes the maturing or repricing of Hawkeye's assets and liabilities at March 31, 1995.


               0-90   91-180  181-365   One To     Over
(In millions)  Days    Days     Days   Five Yrs  Five Yrs    Total
               -----  ------  -------  --------  --------   ------
Assets:

  Loans       $356.8  $112.6    $207.8  $424.1    $145.2   $1,246.5

  Securities
   and other   120.5    20.5      45.7   260.4      82.5      529.6
               -----   -----     -----   -----     -----    -------
               477.3   133.1     253.5   684.5     227.7    1,776.1
               -----   -----     -----   -----     -----    -------
Liabilities:
  Deposits     798.1   158.8     216.0   293.6      27.5    1,494.0
  Borrowed
   funds        28.8     7.6       4.8     6.1      11.0       58.3
               -----   -----     -----   -----     -----    -------
               826.9   166.4     220.8   299.7      38.5    1,552.3
Rate sensi-    -----   -----     -----   -----     -----    -------
 tive gap    $(349.6)$( 33.3)   $ 32.7  $384.8    $189.2   $3,223.8
              ======= =======    =====   =====     =====    =======
  The consolidated due-within-one-year-rate-sensitive assets on March 31, 1995, were $863.9 million or 71% of the rate sensitive liabilities also due within one year. Included in deposits repricing within 90 days were $634.9 million of retail savings and interest bearing transaction accounts that historically reprice more slowly than time deposits in a changing interest rate environment; and based on historical averages, about 65% or $412.7 million, would reprice over one year. Thus, an adjusted cumulative one year gap of $62.5 million or 108% exists at March 31, 1995.

Securities Portfolio
- - --------------------
  The securities portfolio, consisting of investment securities and securities available for sale, is used to furnish liquidity, balance interest rate risk, provide income and collateralize public funds. The Company invests mainly in high quality liquid investments with short to intermediate maturities. In addition to credit risk analysis, the Company also monitors interest rate risk using interest rate sensitivity analysis.

  Occasionally, in response to market conditions, opportunities result whereby certain securities available for sale can be sold and the proceeds can be reinvested at comparatively better yields. Proceeds from the sale of securities were $14.3 million and $13.5 million for the three months ended March 31, 1995 and 1994, respectively. Such transactions are predicated on market conditions and not the Company's desire to generate trading profits and losses. These securities available for sale are used for additional liquidity and to manage interest rate risk. Security losses of $12 thousand for the first quarter of 1995 compare to gains of $283 thousand for the same period last year.

  At March 31, 1995, the fair market value of securities available for sale was lower than amortized cost by $3.0 million. Thus, an unrealized loss on securities available for sale of $1.9 million was recorded in shareholders' equity; and a $1.1 million increase of deferred tax assets was made.


Allowance for Loan Losses and Nonperforming Assets
- - --------------------------------------------------
  The allowance for loan losses was 1.73% of loans on March 31, 1995, and December 31, 1994. Net loan recoveries of $0.2 million for the first quarter of 1995 compare to $0.4 million net loan recoveries for the same period in 1994.

  Nonperforming assets represent assets where there is a concern about future collectibility. The following table sets forth the amounts (in thousands) of such nonperforming assets:



                                       March 31,     December 31,
                                           1995             1994
                                       --------      -----------
Nonaccrual loans                         $3,262           $2,963
Restructured loans                          559              491
Other real estate owned                     843              941
                                          -----            -----
                                         $4,664           $4,395
                                          =====            =====
Percent of nonperforming
 assets to total loans and
 other real estate owned                   0.37%            0.36%
                                           ====             ====

  Hawkeye has recorded at March 31, 1995 and December 31, 1994, an allowance for loan losses of $21.6 million and $21.3 million respectively. Adequacy of the allowance is based on management's review of each bank's loan portfolio, including known problem loans, analysis of regulatory examinations and the possible impact of economic conditions in the market areas served. Management believes the allowance is at an adequate level for all periods presented based on all available data.


Deposits
- - --------
  Total deposits increased $12.5 million from December 31, 1994, to $1,688.1 million at March 31, 1995. Bank subsidiaries are encouraged to grow local deposits based upon safe and sound banking principles as capital levels permit. The following table presents the components of deposits (in millions) and the percentage increase (decrease) from December 31, 1994 to March 31, 1995:



                         March 31     December 31        %
                             1995            1994      Change
                         ---------    -----------      ------

Demand deposits          $  194.2        $  216.7       (10.4)
Savings deposits            175.6           182.3        (3.7)
N.O.W. and money
 market deposits            459.2           442.3         3.8
Jumbo time deposits          84.3            76.9         9.6
Other time deposits         774.8           757.4         2.3
                          -------         -------         ---
                         $1,688.1        $1,675.6         0.7
                          =======         =======         ===
Income Taxes
- - ------------
   Income taxes on operating income differ from statutory rates principally because of tax-exempt interest and goodwill amortization.


Statements Issued by the Financial Accounting Standards Board
- - -------------------------------------------------------------
   The Company adopted Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis.

   At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $4.0 million, of which $2.8 million related to loans with no valuation allowance and $1.2 million related to loans with a corresponding valuation allowance of $0.2 million. The Company recognized $26 thousand of interest income on impaired loans for the first quarter of 1995.

Hawkeye Bancorporation                                           Exhibit I
Registrant's Quarterly Report to Shareholders                    ---------

Hawkeye Bancorporation                                          Exhibit II
Consolidated Statements of Cash Flows                           ----------
(Unaudited)
                                                       Three Months Ended
                                                             March 31,

(In thousands)                                             1995      1994
- - -------------------------------------------------------------------------
Cash Flows from Operating Activities                     $5,731    $5,547
 Net income
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Cumulative effect of change in accounting
      for income taxes
     Depreciation                                         1,033       793
     Amortization                                           360       259
     Amortization (accretion) of securities                 160      (134)
     Loss (gain) on sales of securities                      12      (283)
     Loss on sales of premises and equipment                  1
     Provision for loan losses                               16        28
     Other real estate owned writedowns                      27
     Decrease (increase) in accrued interest receivable     915      (222)
     Decrease (increase) in other assets                   (177)      434
     Increase in other liabilities                        2,510       632
- - -------------------------------------------------------------------------
Net cash provided by operating activities                10,588     7,054
- - -------------------------------------------------------------------------
Cash Flows from Investing Activities
 Proceeds from sales of securities AFS                   14,263    13,722
 Proceeds from maturities of securities AFS              23,875    17,373
 Proceeds from maturity of securities HTM                16,437    40,327
 Purchases of securities AFS                            (36,087)  (36,055)
 Purchases of securities HTM                             (1,932)  (21,884)
 Net (increase) decrease in short-term investments
  and interest bearing deposits in other banks              112    (2,145)
 Net increase in loans                                   (5,404)  (20,185)
 Purchases of premises and equipment                     (1,196)     (850)
 Proceeds from sales of premises and equipment                          1
 Net cash provided from acquisitions                        394
- - --------------------------------------------------------------------------
 Net cash provided by (used in) investing activities     10,462    (9,696)
- - --------------------------------------------------------------------------
Cash Flows from Financing Activities
 Net decrease in deposits                                (5,781)   (7,850)
 Net increase (decrease) in short-term borrowings        (2,710)    2,033
 Payments of dividends                                   (2,019)   (1,726)
 Issuance of common stock                                              28
 Proceeds from long-term borrowings                       2,500     2,250
 Payments on long-term debt                                (105)      (83)
- - --------------------------------------------------------------------------
Net cash used in financing activities                    (8,115)   (5,348)
- - --------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents    12,935    (7,990)
Cash and cash equivalents at beginning of year          109,906   139,211
- - --------------------------------------------------------------------------
Cash and cash equivalents at end of period             $122,841  $131,221
==========================================================================

Supplemental Disclosures of Cash Flow Information:
- - --------------------------------------------------
  Cash paid for:
     Interest                                          $ 14,188  $ 12,498
     Income taxes                                                      61
See notes to financial statements.

Part II                      Other Information


  On April 18, 1995, at the Annual Meeting of Stockholders of Hawkeye Bancorporation, the shareholders voted to approve the Hawkeye Bancorporation Senior Management Compensatory Stock Option and Stock Appreciation Rights Plan (the "Plan") authorizing issuance of Hawkeye common stock to key senior management employees of Hawkeye and its subsidiaries. The plan was approved with 8,896,710 affirmative votes, 1,007,127 negative votes, and 212,957 votes abstained.

  On January 24, 1995, the Compensation Committee selected seven key senior executives to participate in the option portion of the Plan and granted a total of 64,502 options subject to approval by the requisite shareholder vote at the Annual Meeting. Each option entitles the participant to purchase a like number of shares of common stock at the exercise price of $17.91 per share commencing six months after January 24, 1995, and until January 24, 2000, unless sooner terminated pursuant to the Plan.

  The Compensation Committee on January 24, 1995, also selected four key senior executives to participate in the stock appreciation rights portion of the plan and granted a total of 30,000 rights subject to approval by the requisite shareholder vote at the Annual Meeting. Each right becomes exercisable by the participant six months after January 24, 1995, and expires January 24, 2000, unless sooner terminated pursuant to the Plan. Upon exercise, the participant is entitled to receive from Hawkeye in cash the economic value of the right. The economic value of each right is equal to the market value of one share of common stock on the date the right is exercised reduced by the amount of $17.91.

  On April 18, 1995, at the Annual Meeting of Stockholders of Hawkeye Bancorporation, the shareholders voted to approve the Hawkeye Bancorporation Deferred Compensation Plan for Directors providing deferred compensation to directors. The Plan was established to improve the ability of Hawkeye to attract and retain as members of the Board of Directors of Hawkeye individuals of the highest caliber. The Plan was approved with 8,129,726 affirmative votes, 1,295,019 negative votes, and 692,049 votes abstained.

  Only members of the Board of Directors who are not officers are eligible to participate in the Plan because officers of Hawkeye who are also directors do not receive annual retainers or meeting fees for attending Board meetings. Eleven persons are currently eligible to participate in the Plan. Hawkeye estimates that total benefits payable under the plan for all eligible participants would approximate $0.4 million if all such eligible participants retired at the end of 1995.

  Each participant in the Plan shall receive, after the participant's retirement from the Board, three equal annual installments of deferred compensation. The first such installment shall be paid not less than thirty days after retirement, the second installment shall be paid on the first anniversary of retirement, and the third installment shall be paid on the second anniversary of retirement.

Other Information

Item 6  Exhibits and Reports on Form 8-K

  None

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HAWKEYE BANCORPORATION



Date  05/12/95                          Robert W. Murray
      -------------                     ------------------
                                        Robert W. Murray
                                        Chief Executive Officer &
                                        President



Date  05/12/95                           Michael Smith
      -------------                      -----------------
                                         Michael Smith
                                         Vice President and Treasurer