Form 10-Q
period 1995-09-30
HAWKEYE BANCORPORATION
filed 1995-11-13
CIK 46238

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For Quarter Ended Sept. 30, 1995              Commission File Number 0-4742


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

     Yes    X       No
        --------      --------
     Common Shares Outstanding:
     13,461,373 shares no par value common stock.

Part I - Financial Information

Item 1:  Financial Statements

 (a) Unaudited Consolidated Balance Sheets, Consolidated Statements of Income and Notes to Financial Statements are included in Registrant's Quarterly Report to Shareholders attached hereto as Exhibit I on pages 6,7, and 9. The Unaudited Consolidated Statements of Cash Flows are attached hereto as Exhibit II.

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

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         SELECTED FINANCIAL INFORMATION

(In thousands except per share)

                          Three Months Ended Nine Months Ended
                             September 30,      September 30,
                            1995      1994     1995      1994
                            ----      ----     ----      ----
Interest income            $36,427  $31,286  $105,900  $90,495
Interest expense            17,300   13,004    49,337   37,414
Net interest income         19,127   18,282    56,563   53,081
Provision for loan losses      192        6       249       48
Other income                 7,187    6,517    20,195   20,092
Other expenses              16,372   15,973    50,178   47,259
Income from operations,
 before taxes                9,750    8,820    26,331   25,866
Income tax expense           3,681    2,781     9,004    8,420
Net income                   6,069    6,039    17,327   17,446

Earnings per common and
 common equivalent share      0.45     0.45      1.28     1.31

                                    At the Period Ended:
                        September 30, September 30, December 31,
                                1995          1994         1994
                                ----          ----         ----
% Return on average
  shareholders' equity         12.52         13.90        14.04
% Return on average assets      1.18          1.26         1.27

Average assets            $1,955,928    $1,856,128     $1,868,308
Average earning assets     1,795,763     1,709,928      1,718,427
Average loans              1,266,231     1,149,527      1,167,150
Average deposits           1,689,412     1,621,793      1,630,026
Average shareholders' equity 184,992       167,792        169,147
Long-term debt                39,741        30,922         31,536
Total assets               1,992,565     1,891,356      1,926,875
Ratio of average equity
 to average assets             9.46%         9.04%          9.05%



Results of Operations
---------------------
    Earnings for the third quarter of 1995 rose to $6.069 million, as compared to $6.039 million in 1994. Net income for the first nine months of 1995 was $17.327 million, versus $17.446 million for the same period last year.

    The following table presents the basic components of results of operations:

(In thousands)
                            Three Months Ended  Nine Months Ended
                              September 30,       September 30,
                              1995     1994      1995      1994
                              ----     ----      ----      ----
Net interest income        $19,127  $18,282   $56,563   $53,081
Provision for loan losses     (192)      (6)     (249)      (48)
Noninterest income           7,187    6,517    20,195    20,092
Other noninterest expenses (16,372) (15,973)  (50,178)  (47,259)
Income tax expense          (3,681)  (2,781)   (9,004)   (8,420)
                              -----   -----     -----     -----
Net income                   $6,069  $6,039   $17,327   $17,446
                              =====   =====    ======    ======
Capital Resources
-----------------
     The ratio of total shareholders' equity to total assets was 9.7% at September 30, 1995, as compared to 9.0% at December 31, 1994. The increase in shareholders' equity resulted from net income in the first nine months of $17.3 million, less $6.3 million of dividends paid, plus an unrealized gain on securities available for sale of $5.3 million, and issuance of common stock of $2.2 million.

                             September 30,   December 31,
(In thousands)                        1995           1994
--------------                        ----           ----
Total shareholders' equity        $192,819       $174,354
Allowance for loan losses           21,553         21,334
Total assets                     1,992,565      1,926,875
Equity to assets                     9.68%          9.05%
Primary capital to assets           10.64%         10.04%


Dividends
---------
    Preferred and preference stock dividends of $679 thousand and $110 thousand were paid during the first nine months of 1994. All preferred and preference stock were converted into common stock by December 31, 1994.

    Common dividends of $4,513 thousand were paid in the first nine months of 1994. This compares to common dividends of $6,327 thousand paid in the first nine months of 1995. The current quarterly dividend rate of 17 cents per share will require payments of $9,154 thousand annually to common shareholders.

    The Company's dividend policy goal is a payout similar to the industry average of 35-40% of earnings. The actual dividend payout in the first nine months of 1995 was 36.5%.

Mergers and Acquisitions
------------------------
    On August 4, 1995, Hawkeye Bancorporation ("Hawkeye") and Mercantile Bancorporation, Inc., a Missouri corporation ("Mercantile") entered into a definitive Agreement and Plan of Reorganization (the "Merger Agreement"), which provides, among other things, for the merger ("Merger") of Hawkeye with and into a wholly owned subsidiary of Mercantile.

    Under the terms of the Merger Agreement, each share of the common stock, without par value ("Hawkeye Common Stock"), of Hawkeye issued and outstanding immediately prior to the effective time of the Merger shall be converted into 0.585 of a share of common stock, par value $5.00 per share, of Mercantile, subject to the terms and conditions of the Merger Agreement.

    On August 4, 1995, as a condition to Mercantile's entering into the Merger Agreement, Hawkeye entered into an Stock Option Agreement (the "Stock Option Agreement") pursuant to which Mercantile was granted an option to purchase, under certain circumstances, 2,678,000 shares of Hawkeye Common Stock (19.9% of the number of such shares then outstanding), at a per share exercise price of $22.

    On August 4, 1995, persons who are directors of Hawkeye entered into agreements (the "Voting and Support Agreements") pursuant to which they agreed, among other things, to vote or cause to be voted the shares of Hawkeye Common Stock owned of record or beneficially by them in favor of the Merger Agreement.

    Consummation of the Merger is subject to certain conditions, including: (i) receipt of requisite approval of the shareholders of Hawkeye of the Merger Agreement as requested by Iowa law; (ii) receipt of approval of the Federal Reserve Board and the Iowa Division of Banking, and any other applicable regulatory authority;
(iii) registration of the shares of Mercantile Common Stock to be issued pursuant to the Merger under the Securities Act of 1933, as amended, and all applicable state securities laws: (iv) receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and (v) satisfaction of certain other closing conditions.

    Depending on the above conditioned, the Hawkeye special shareholder meeting is targeted for December 21, 1995, and consummation of the merger is projected to be December 29, 1995.

Net Interest Income
-------------------
    For the quarter ended September 30, 1995, net interest income increased $0.845 million, up five percent from one year ago, to $19.127 million. On a taxable equivalent basis, net interest income increased $0.851 million, or four percent, to $19.936 million in the current quarter from $19.085 million in 1994. For the nine months ended September 30, 1995, net interest income increased seven percent to $56.563 million from $53.081 million for the same period in 1994. On a taxable equivalent basis, net interest income increased $3.501 million to $59.011 million for the first nine months of 1995 from $55.510 million in 1994. Compared to the second quarter of 1995, the gross interest margin decreased one basis point to 4.35% on a fully taxable equivalent basis. Interest income, interest expense and net interest income on a taxable equivalent basis for the two comparable periods are shown in the table below.

                           Three Months Ended   Nine Months Ended
                               September 30,      September 30,
(In millions)                  1995     1994     1995      1994
-------------                  ----     ----     ----      ----
Interest income               $36.4    $31.3   $105.9     $90.5
Interest expense               17.3     13.0     49.3      37.4
                               ----     ----     ----      ----
 Net interest income           19.1     18.3     56.6      53.1
Taxable equivalent adjustment
 to interest income             0.8      0.8      2.4       2.4
Net interest income -          ----     ----     ----      ----
 taxable equivalent           $19.9    $19.1    $59.0     $55.5
                               ====     ====     ====      ====

    The primary reason for the increase in net interest income was a 6.0% and 5.0% growth in average earning assets for the third quarter and first nine months, respectively.

Noninterest Income
------------------
    Noninterest income increased $.670 million for the third quarter and $.103 million for the first nine months of 1995, as compared to the same periods last year. The primary reasons for the increase in the third quarter were increased loan fees of $.256 million and increased sales of fee-related financial products of $.203 million. The following table reflects the components of noninterest income:

                            Three Months Ended   Nine Months Ended
                               September 30,     September 30,
(In millions)                  1995     1994     1995      1994
-------------                  ----     ----     ----      ----
Fees                           $3.5     $2.8     $9.5      $8.9
Trust and agency services       1.3      1.3      3.9       3.8
Service charges                 1.0      1.0      2.9       2.9
Insurance, real estate, and
 advisory services              0.4      0.5      1.1       1.4
Security gains                                    0.1       0.4
Other                           1.0      0.9      2.7       2.7
                                ---      ---     ----      ----
                               $7.2     $6.5    $20.2     $20.1
                                ===      ===     ====      ====
Noninterest Expense
-------------------
    Noninterest expense was $16.4 million and $16.0 million for the third quarter of 1995 and 1994, respectively. For the first nine months of 1995 as compared to 1994, noninterest expense increased 6.2% from $47.3 million to $50.2 million. The following table reflects the components of noninterest expense:

                           Three Months Ended   Nine Months Ended
                               September 30,     September 30,
(In millions)                  1995     1994     1995      1994
-------------                  ----     ----     ----      ----
Salaries and benefits          $8.0     $7.9    $23.5     $22.9
Computer                        1.7      1.6      5.1       4.9
Fees                            1.8      1.1      4.2       3.1
Occupancy                       1.3      1.3      3.9       3.6
Furniture and equipment         1.0      0.9      3.0       2.5
Marketing                       0.9      0.9      2.6       2.5
Insurance                                1.0      2.2       3.1
Other expenses                  1.7      1.3      5.7       4.7
                               ----     ----     ----      ----
                              $16.4    $16.0    $50.2     $47.3
                               ====     ====     ====      ====

    The third quarter of 1995 included FDIC refunds of $1.025 million and merger related expenses of $.581 million. Salaries and benefits increased less than three percent or $.650 million as compared to the first nine months of last year, and increased operating expenses of about $.950 million are associated with the four acquisitions consummated since late June of 1994.

Liquidity and Capital Management
--------------------------------
    The Company's primary source of funds are management fees and dividends from the Subsidiaries. Dividends of $12.8 million and $16.1 million were received from the subsidiaries during the first nine months of 1995 and 1994, respectively, to meet cash flow needs of the Parent Company. Management fees of $3.0 million were received in the first nine months of 1995 and 1994.

    Hawkeye's twenty-three Bank Subsidiaries ended the third quarter with primary capital of $210.2 million, 9.55% of assets.
At September 30, 1995, approximately $75.8 million of dividends are available to be paid by the Bank Subsidiaries without causing their primary capital ratios to fall below 7.0%. The Parent Company anticipates an additional $6.7 million of dividends from the Bank Subsidiaries during the remainder of 1995. At September 30, 1995, all Bank Subsidiaries exceed minimum regulatory capital requirements.

    The Company's Tier I capital ratio is 13.1% and its total risk adjusted capital ratio is 14.4%. These ratios compare favorably to the regulatory minimums of 4.0% for Tier I and 8.0% for total risk adjusted capital. The comparable ratios at December 31, 1994 were 12.5% and 13.8%, respectively.

    Regulatory agencies have also initiated a third capital requirement, called a leverage ratio. Under the risk-based rules, a financial institution with a very secure asset portfolio could actually reduce the amount of its capital. To limit the amount of leverage an institution could undertake, and to ensure a sufficient capital level, a minimum leverage ratio of Tier I core capital of 3.0% of total assets has been required. The Company's leverage ratio of 8.8% also exceeds this minimum. The comparable ratio at December 31, 1994 was 8.4%.

                                  September 30, 1995
                             Tier 1      Total     Leverage
                             ------      -----     --------
Combined ratios of Bank
 Subsidiaries -               13.7%      14.9%         9.2%

    Management of the Company believes a strong capital position is essential for operating a safe and sound financial institution and safeguarding the funds entrusted to it by customers and shareholders.
    As long as the Subsidiaries maintain adequate capital, their liquidity needs are not dependent on the Parent Company's source of funds. Liquidity reserves, maintained to meet their deposit and loan needs, consist of overnight and short-term investments including: federal funds sold, interest bearing deposits in other banks, other short-term investments, loans, and securities available for sale. Additionally, the Subsidiaries may borrow through the Federal Reserve System's discount window or through the purchase of federal funds to fund temporary liquidity needs.

    Public stock or debt offerings would be available to the Company to raise additional capital, if necessary.

Interest Rate Sensitivity
-------------------------
    The primary tool for managing the banks' interest margins is interest sensitivity analysis -- an ongoing comparison of present and prospective interest income with present and prospective interest expense. Analysis of the amounts and yields of the various asset and liability categories maturing or repricing in various future periods serves as the basis for establishing loan rates and terms as well as deposit pricing to protect and enhance interest margins.

    The key goal of interest sensitivity management is to protect against unfavorable changes in margins arising from changes in the general level of interest rates. This is achieved by balancing the amount of assets maturing or repricing in any future period with the amount of liabilities maturing or repricing in the same period. Any imbalance in any future period is referred to as a "gap".

    The following schedule summarizes the maturing or repricing of Hawkeye's assets and liabilities at September 30, 1995.


               0-90   91-180  181-365   One To     Over
(In millions)  Days    Days     Days   Five Yrs  Five Yrs    Total
Assets:        ----   ------  -------  --------  --------    -----

  Loans       $418.3  $132.9    $201.6  $395.8    $150.0   $1,298.6

  Securities
   and other   131.4    21.4      34.1   249.8      80.7      517.4
               -----   -----     -----   -----     -----    -------
               549.7   154.3     235.7   645.6     230.7    1,816.0
Liabilities:   -----   -----     -----   -----     -----    -------
  Deposits     788.8   165.5     212.4   325.5      20.3    1,512.5
  Borrowed
   funds        11.7     4.4      14.0    23.0       8.1       61.2
               -----   -----     -----   -----      ----    -------
               800.5   169.9     226.4   348.5      28.4    1,573.7
Rate sensi-    -----   -----     -----   -----     -----    -------
 tive gap    $(250.8) $(15.6)     $9.3  $297.1    $202.3     $242.3
              =======   =====      ===   =====     =====      =====

    The consolidated due-within-one-year rate-sensitive assets on September 30, 1995, were $939.7 million or 79% of the rate sensitive liabilities also due within one year. Included in deposits repricing within 90 days were $628.5 million of retail savings and interest bearing transaction accounts that historically reprice more slowly than time deposits in a changing interest rate environment; and based on historical averages, about 65% or $408.5 million, would reprice over one year. Thus, an adjusted cumulative one year gap of $151.4 million or 119% exists at September 30, 1995.

Investment Portfolio
--------------------
    The investment portfolio, consisting of investment securities and securities available for sale, is used to furnish liquidity, balance interest rate risk, provide income and collateralize public funds. The Company invests mainly in high quality liquid investments with short to intermediate maturities. In addition to credit risk analysis, the Company also monitors interest rate risk using interest rate sensitivity analysis.

    Occasionally, in response to market conditions, opportunities result whereby certain securities available for sale can be sold and the proceeds can be reinvested at comparatively better yields. Proceeds from the sale of securities were $34.5 million and $56.6 million for the nine months ended September 30, 1995 and 1994, respectively. Such transactions are predicated on market conditions and not the Company's desire to generate trading profits and losses. These securities available for sale are used for additional liquidity and to manage interest rate risk. Security gains of $104 thousand for the first nine months of 1995 compare to $396 thousand for the same period last year.

    At September 30, 1995, the fair market value of securities available for sale was lower than amortized cost by $0.266 million. Thus, an unrealized loss on securities available for sale of $0.164 million was recorded in shareholders' equity; and a $0.102 million increase of deferred tax assets was made.

Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------
    The allowance for loan losses was 1.66% and 1.73% of loans on September 30, 1995, and December 31, 1994, respectively. Net loan recoveries of $192 thousand for the third quarter of 1995 compare to $70 thousand net loan chargeoffs for the same period in 1994. For the first nine months of 1995, net loan chargeoffs of $111 thousand compare to net loan recoveries of $429 thousand for the same period in 1994.

    Nonperforming assets represent assets where there is a concern about future collectibility. The following table sets forth the amounts (in thousands) of such nonperforming assets:

                              September 30,     December 31,
                                      1995             1994
                                      ----             ----
Nonaccrual loans                    $3,393           $2,963
Restructured loans                     672              491
Other real estate owned                393              941
                                     -----            -----
                                    $4,458           $4,395
                                     =====            =====
Percent of nonperforming
 assets to total loans and
 other real estate owned              0.34%            0.36%
                                      ====             ====

   Hawkeye has recorded at September 30, 1995 and December 31, 1994, an allowance for loan losses of $21.553 million and $21.334 million respectively. Adequacy of the allowance is based on management's review of each bank's loan portfolio, including known problem loans, analysis of regulatory examinations and the possible impact of economic conditions in the market areas served. Management believes the allowance is at an adequate level for all periods presented based on all available data.

Deposits
--------
  Total deposits increased $41.4 million from December 31, 1994, to $1,717.1 million at September 30, 1995. Bank Subsidiaries are encouraged to grow local deposits based upon safe and sound banking principles as capital levels permit. The following table presents the components of deposits (in millions) and the percentage increase (decrease) from December 31, 1994 to September 30, 1995:

                     September 30,    December 31,        %
                             1995            1994      Change
                            -----            ----      ------
Demand deposits         $   204.6        $  216.7        (5.6)
Savings deposits            169.3           182.3        (7.1)
N.O.W. and money
 market deposits            459.3           442.3         3.8
Jumbo time deposits         107.0            76.3        40.2
Other time deposits         776.9           758.0         2.5
                          -------         -------         ---
                         $1,717.1        $1,675.6         2.5
                          =======         =======         ===
Income Taxes
------------
    Income taxes on operating income differ from statutory rates principally because of tax-exempt interest, goodwill amortization and nondeductible merger related expenses.

Hawkeye Bancorporation                                            Exhibit I
Registrant's Quarterly Report to Shareholders                     ---------

Hawkeye Bancorporation                                           Exhibit II
Consolidated Statements of Cash Flows                            ----------
(Unaudited)
                                                         Nine Months Ended
                                                            September 30,

(In thousands)                                             1995      1994
-------------------------------------------------------------------------
Cash Flows from Operating Activities                    $17,327   $17,446
 Net income
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Cumulative effect of change in accounting
      for income taxes
     Depreciation                                         3,169     2,531
     Amortization                                         1,096       837
     Net Amortization (accretion) of securities             166     1,708
     Gain on sales of securities available for sale        (104)     (396)
     Provision for loan losses                              249        48
     (Gain) loss on sales of premises and equipment           1       (14)
     Other real estate owned writedowns                      48         2
     Increase in accrued interest receivable             (3,615)   (2,755)
     (Increase) decrease in other assets                    325      (292)
     Increase (decrease) in other liabilities             3,156    (5,335)
--------------------------------------------------------------------------
Net cash provided by operating activities                21,818    13,780
--------------------------------------------------------------------------
Cash Flows from Investing Activities
 Proceeds from sales of securities AFS                   34,512    56,579
 Proceeds from maturities of securities AFS              78,703    38,901
 Proceeds from maturity of securities HTM                32,112    90,296
 Purchases of securities AFS                            (96,619)  (78,150)
 Purchases of securities HTM                             (7,348)  (47,433)
 Net (increase) decrease in short-term investments
  and interest bearing deposits in other banks           (2,177)    8,369
 Net increase in loans                                  (57,774) (115,732)
 Purchases of premises and equipment                     (4,906)   (3,643)
 Proceeds from sales of premises and equipment                         28
 Cash paid for acquisitions net of cash received            394    25,005
--------------------------------------------------------------------------
 Net cash used in investing activities                  (23,103)  (25,780)
--------------------------------------------------------------------------
Cash Flows from Financing Activities
 Net increase (decrease) in deposits                     23,171   (21,447)
 Net increase (decrease) in short-term borrowings        (5,613)      710
 Payment of preferred stock dividends                                (679)
 Payment of preference stock dividends                               (110)
 Payment of common stock dividends                       (6,327)   (4,513)
 Issuance of common stock                                              28
 Proceeds from long-term borrowings                      11,430     6,470
 Payments on long-term debt                              (3,225)   (3,160)
--------------------------------------------------------------------------
Net cash provided by (used in) financing activities      19,436   (22,701)
--------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents    18,151   (34,701)
Cash and cash equivalents at beginning of year          109,906   139,211
--------------------------------------------------------------------------
Cash and cash equivalents at end of period             $128,057  $104,510
--------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
  Cash paid for:
     Interest                                           $46,782   $37,294
     Income taxes                                         8,529     8,939

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Additional common stock was issued upon the conversion of preference and preferred stock in 1994 and upon acquisition activities in both years resulting in the changes as shown in the Statements of Changes in Shareholders' equity on Page 8 of Exhibit I.

See notes to financial statements.






Part II                      Other Information

Item 6  Exhibits and Reports on Form 8-K

  On August 14, 1995, Form 8-K was filed announcing the merger of Hawkeye Bancorporation and Mercantile Bancorporation, Inc. See the section "Mergers and Acquisitions" beginning on page 4 of this Form 10-Q for further description.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HAWKEYE BANCORPORATION



Date__________________________________________________________
                                     Robert W. Murray
                                     Chief Executive Officer &
                                     President



Date___________________________________________________________

                                     Brent E. Johnson
                                     Vice President & Chief
                                     Financial Officer